Form 10-K
period 2009-12-31
Mondo Acquisition VI, Inc.
filed 2010-05-07
CIK 1443824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☐   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒

Aggregate market value of the Common Stock held by non-affiliates of the Company as of June 30, 2009: $0.

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
Yes ☐ No ☐

Number of shares of the registrant’s common stock outstanding as of May 7, 2010:  1,000,000 shares of Common Stock

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

Holders

As of May 7, 2010, we had one stockholder of record.

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

Net loss for the year ended December 31, 2009, and for the period from August 15, 2008 (date of inception) to December 31, 2008 was $0 and $97, respectively. Net loss for the period from August 15, 2008 (date of inception) to December 31, 2009 was $97.

Liquidity and Capital Resources

The Company will not have any revenues from any operations absent a merger or other business combination with an operating company, and no assurance can be given that such a merger or other business combination will occur or that the Company can engage in any public or private sales of the Company’s equity or debt securities to raise working capital. The Company is dependent upon future loans from its present stockholders or management, and there can be no assurances that its present stockholders or management will make any loans to the Company. At December 31, 2009, the Company had cash of $9,903 and working capital of $903.

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

Item 8.    Financial Statements and Supplementary Data.

MONDO ACQUISITION VI, INC.
(A DEVELOPMENT STAGE COMPANY)

- TABLE OF CONTENTS -

Page
Financial Statements:

Report of Independent Registered Certified Public Accounting Firm	F-2

Balance Sheet as of December 31, 2009 and 2008	F-3

Statement of Losses for the Year Ended December 31, 2009 and From August 15, 2008 (Date of Inception)
To December 31, 2008, and From August 15, 2008 (Date of Inception) to December 31, 2009	F-4

Statement of Stockholders’ Equity for the Period from Inception
(August 15, 2008) to December 31, 2009	F-5

Statement of Cash Flows for the Year Ended December 31, 2009 and From August 15, 2008 (Date of Inception) To December 31, 2008, and From August 15, 2008 (Date of Inception) to December 31, 2009	F-6

Notes to Financial Statements	F-7 - F-10

 RBSM LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors,
Mondo Acquisition VI, Inc.
61 Broadway, 32 nd Floor
New York, NY 10006

We have audited the accompanying balance sheet of Mondo Acquisition VI, Inc. (a development stage company) as of December 31, 2009 and 2008 and the related statements of losses, stockholder’s equity, and cash flows for the year ended December 31, 2009, and the period August 15, 2008 (date of inception) to December 31, 2008, and for the period from August 15, 2008 (date of inception) to December 31, 2009. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on the financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mondo Acquisition VI, Inc. (a development stage company) as of December 31, 2009 and 2008, and the related statements of losses, stockholder’s equity, and cash flows for the year ended December 31, 2009, and the period August 15, 2008 (date of inception) to December 31, 2008, and for the period from August 15, 2008 (date of inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP
Certified Public Accountants

New York, New York
May 6, 2010

 MONDO ACQUISITION VI, INC.
(A DEVELOPMENT STAGE COMPANY)
 BALANCE SHEET

	December 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$9,903	$9,903

Total Assets	$9,903	$9,903

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loan payable—related party	$9,000	$9,000
Total Current Liabilities	9,000	9,000

Long Term Liabilities:	-	-

Total Liabilities	9,000	9,000

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized, no issued and outstanding as of December 31, 2009 and December 31, 2008, respectively	-	-
Common stock, $0.001 par value; 40,000,000 authorized; 1,000,000 issued and outstanding as of December 31, 2009 and December 31, 2008, respectively	1,000	1,000
Additional paid in capital	-	-
Accumulated deficit during development stage	(97)	(97)

Total Stockholders' Equity	903	903

Total Liabilities and Stockholders' Equity	$9,903	$9,903

See the accompanying footnotes to audited financial statements

MONDO ACQUISITION VI, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF LOSSES
FOR THE YEAR ENDED DECEMBER 31, 2009 AND AUGUST 15, 2008 (DATE OF INCEPTION) TO DECEMBER 31, 2008
AUGUST 15, 2008 (DATE OF INCEPTION) TO DECEMBER 31, 2009

	For the Year Ended December 31, 2009	For August 15, 2008 (Date of Inception) to December 31, 2008	For the Period From August 15, 2008 (Date of Inception ) to December 31, 2008

Operating Expenses:
Selling, general and administrative	$-	$97	$97
Net loss	$-	$(97)	$(97)

Net loss per common share (basic and fully diluted)	$(0.000)	$(0.000)	$(0.000)

Weighted average of common shares outstanding (basic and fully diluted)	1,000,000	1,000,000	1,000,000

See the accompanying footnotes to audited financial statements

MONDO ACQUISITION VI, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER'S EQUITY
FROM AUGUST 15, 2008 (DATE OF INCEPTION) TO DECEMBER 31, 2009

	Preferred stock		Common stock		Paid-In-	Accumulated Deficit during
	Shares	Amount	Shares	Amount	Capital	Development Stage	Total

Balance-August 15, 2008	-	$-	-	$-	$-	$-	$-
Common stock issued to founders	-	-	1,000,000	1,000	-	-	1,000
Net loss	-	-	-	-	-	(97)	(97)
Balance-December 31, 2008	-	$-	1,000,000	$1,000	$-	$(97)	$903
Net loss	-	-	-	-	-	-	-
Balance-December 31, 2009	-	$-	1,000,000	$1,000	$-	$(97)	$903

See the accompanying footnotes to audited financial statements

MONDO ACQUISITION VI, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR YEAR ENDED DECEMBER 31, 2009 AND FROM AUGUST 15, 2008 (DATE OF INCEPTION) TO DECEMBER 31, 2008
FROM AUGUST 15, 2008 (DATE OF INCEPTION) TO DECEMBER 31, 2009

	For the Year Ended December 31, 2009	For August 15, 2008 (Date of Inception) to December 31, 2008	For the Period From August 15, 2008 (Date of Inception ) to December 31, 2009
Cash Flow from Operating Activities:
Net loss	-	$(97)	$(97)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	-	-	-

Net Cash Provided By Operating Activities	-	(97)	(97)

Cash Flow from Investing Activities:	-	-	-

Cash Flow Financing Activities:
Proceeds from issuance of common stock to founders	-	1,000	1,000
Proceeds from related party loan payable		9,000	9,000
Net Cash Provided By Financing Activities:	-	10,000	10,000

Net Increase in Cash and Cash Equivalents	-	9,903	9,903
Cash and Cash Equivalents at beginning of period	9,903	-	-
Cash and Cash Equivalents at end of period	9,903	$9,903	$9,903

See the accompanying footnotes to audited financial statements

 MONDO ACQUISITION VI, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

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
DECEMBER 31, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(e)	Income Taxes:

The Company accounts for income taxes in accordance with FASB ASC 740-10 “Income Taxes.” Under this method, deferred taxes (when required) are provided based on the difference between the financial reporting and income tax bases of assets and liabilities and net operating losses at the statutory rates enacted for future periods. The Company has a policy of establishing a valuation allowance when it is more likely than not that the Company will not realize the benefits of its deferred tax assets in the future.

In June 2006, the FASB issued FASB ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10-25 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of ASC 740-10-25, as required. As a result of implementing ASC 740-10-25, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740-10-25 did not have a material effect on the Company’s consolidated financial statements for the years ended December 31, 2009 and 2008.

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
DECEMBER 31, 2009

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

The Company had 1,000,000 shares of common stock issued and outstanding at December 31, 2009. As of December 31, 2009 the Company had no Preferred Stock issued and outstanding.

 MONDO ACQUISITION VI, INC.
(DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 5 - RELATED PARTIES:

The officers, directors and stockholders of the Company are affiliated with Sichenzia Ross Friedman Ference LLP, an entity providing legal services to the Company at no cost. The Company recorded the fair value of such legal services to reflect all the costs of doing business in the Company’s financial statements.

NOTE 6 - INCOME TAXES:

The Company has adopted FASB ASC 740-10 “Income Taxes” which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

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

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15.  With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009, based on those criteria.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Controls.

During the three months ended December 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Our directors, executive officers, significant employees, as well as their ages and the positions they held, as of December 31, 2009, are set forth below.  Our directors hold office until our next annual meeting of stockholders and until their successors in office are elected and qualified.  All of our officers serve at the discretion of our Board of Directors.  There are no family relationships among our executive officers and directors.

NAME	AGE	POSITION

Thomas A. Rose	50	President and Director
Marc J. Ross	47	Secretary and Director
Darrin M. Ocasio	39	Director

Thomas A. Rose, President and Director
Mr. Rose has served as President and Director of the Company since its inception.  Since February 2000, Mr. Rose has been a member of Sichenzia Ross Friedman Ference LLP, a New York city based law firm that provides representation in all matters involving the securities industry, as well as in all general corporate and litigation matters.  From 1991 until 1999, Mr. Rose was a partner of Schneck, Weltman & Hashmall LLP.  Mr. Rose received his Juris Doctor Degree from the Benjamin N. Cardozo School of Law in 1986 and a B.S. in Finance from New York University in 1983.

Marc J. Ross, Secretary and Director
Mr. Ross has served as Secretary and Director of the Company since its inception.  Since May 1998, Mr. Ross has been a founding member of Sichenzia Ross Friedman Ference LLP, a New York city based law firm that provides representation in all matters involving the securities industry, as well as in all general corporate and litigation matters.  Mr. Ross received his B.A. in Economics from the State University of New York at Albany in 1984 and his Juris Doctor degree from Hofstra University School of Law in 1987.

Darrin M. Ocasio, Director
Mr. Ocasio has served as Director of the Company since its inception.  Since 2000, Mr. Ocasio has been an attorney at Sichenzia Ross Friedman Ference LLP, a New York city based law firm that provides representation in all matters involving the securities industry, as well as in all general corporate and litigation matters.  Mr. Ocasio has been a member of Sichenzia Ross Friedman Ference LLP since 2005.  Mr. Ocasio received his Juris Doctor Degree from New York Law School in 2000.

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

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. During the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Board Leadership Structure and Role in Risk Oversight

 Due to the small size and early stage of the Company, and its status as a shell company, we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, and the board of directors does not currently have a chairman.  Mr. Ocasio has served as our President and as a director since inception.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of May 7, 2010, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

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

Item 14.    Principal Accounting Fees and Services.

Audit Fees

For the year ended December 31, 2009, and for the period from August 15, 2008 (date of inception) to December 31, 2009, we were billed approximately $0, respectively, for professional services rendered for the audit and reviews of our financial statements.

Other Audit Related Fees

For the period from August 15, 2008 (date of inception) to December 31, 2009, we were not billed for professional services rendered to other audit related fees.

Tax Fees

For the period from August 15, 2008 (date of inception) to December 31, 2009, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the period from August 15, 2008 (date of inception) to December 31, 2009.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2009 were pre-approved by the entire Board of Directors.

Item 15.    Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report or incorporated herein by reference:

(1)	Our Financial Statements are listed on page F-1 of this Annual Report.

(2)	Financial Statement Schedules:

None

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Title of Document

3.1	Certificate of Incorporation (filed as an exhibit to our Form 10-K for the year ended December 31, 2008, filed with the SEC on May 5, 2010, and incorporated herein by reference)

3.2	Bylaws (filed as an exhibit to our Form 10-K for the year ended December 31, 2008, filed with the SEC on May 5, 2010, and incorporated herein by reference)

3.3	Promissory Note (filed as an exhibit to our Form 10-K for the year ended December 31, 2008, filed with the SEC on May 5, 2010, and incorporated herein by reference)

31	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

  SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONDO ACQUISITION VI, INC.

Date: May 7, 2010	By:	/s/ Thomas A. Rose
Thomas A. Rose
President and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Dste

/s/ Thomas A. Rose Thomas A. Rose	President and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)	May 7, 2010

/s/ Marc J. Ross Marc J. Ross	Director	May 7, 2010

/s/ Darrin M. Ocasio Darrin M. Ocasio	Director	May 7, 2010