Form 10-K
period 2010-12-31
Mondo Acquisition VI, Inc.
filed 2011-04-15
CIK 1443824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Aggregate market value of the Common Stock held by non-affiliates of the Company as of June 30, 2010: $0.

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
Yes ☐ No ☐

Number of shares of the registrant’s common stock outstanding as of April 11, 2011:  1,000,000 shares of Common Stock

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Mondo Acquisition VI, Inc. (the “Company”, “we”, “us” or “our”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Description of Business,” “Plan of Operation” and “Risk Factors”. Except as may be required under applicable securities laws, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

The Company, based on proposed business activities, is a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

Our Certificate of Incorporation authorizes the issuance of a maximum of 90,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

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

Holders

As of April 11, 2011, we had one stockholder of record.

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

Net loss for the years ended December 31, 2010 and 2009 was $0, respectively. Net loss for the period from August 15, 2008 (date of inception) to December 31, 2010 was $97.

Liquidity and Capital Resources

The Company will not have any revenues from any operations absent a merger or other business combination with an operating company, and no assurance can be given that such a merger or other business combination will occur or that the Company can engage in any public or private sales of the Company’s equity or debt securities to raise working capital. The Company is dependent upon future loans from its present stockholders or management, and there can be no assurances that its present stockholders or management will make any loans to the Company. At December 31, 2010, the Company had cash of $9,903 and working capital of $903.

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

Item 8.    Financial Statements and Supplementary Data.

MONDO ACQUISITION VI, INC.
(A DEVELOPMENT STAGE COMPANY)

- TABLE OF CONTENTS -

Page
Financial Statements:

Report of Independent Registered Certified Public Accounting Firm	F-2

Balance Sheet as of December 31, 2010 and 2009	F-3

Statement of Losses for the Years Ended December 31, 2010 and 2009
and From August 15, 2008 (Date of Inception) to December 31, 2010	F-4

Statement of Stockholders’ Equity for the Period from Inception
(August 15, 2008) to December 31, 2010	F-5

Statement of Cash Flows for the Years Ended December 31, 2010 and 2009 and From August 15, 2008 (Date of Inception) to December 31, 2010	F-6

Notes to Financial Statements	F-7 - F-10

 RBSM LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors,
Mondo Acquisition VI, Inc.
61 Broadway, 32 nd Floor
New York, NY 10006

We have audited the accompanying balance sheet of Mondo Acquisition VI, Inc. (a development stage company) as of December 31, 2010 and 2009 and the related statements of losses, stockholder’s equity, and cash flows for the years ended December 31, 2010 and 2009, and for the period from August 15, 2008 (date of inception) to December 31, 2010. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on the financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mondo Acquisition VI, Inc. (a development stage company) as of December 31, 2010 and 2009, and the related statements of losses, stockholder’s equity, and cash flows for the years ended December 31, 2010 and 2009, and for the period from August 15, 2008 (date of inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP
Certified Public Accountants

New York, New York
April 13, 2011

 MONDO ACQUISITION VI, INC.
(A DEVELOPMENT STAGE COMPANY)
 BALANCE SHEET

	December 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$9,903	$9,903

Total Assets	$9,903	$9,903

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loan payable—related party	$9,000	$9,000
Total Current Liabilities	9,000	9,000

Long Term Liabilities:	-	-

Total Liabilities	9,000	9,000

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized, no issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	-	-
Common stock, $0.001 par value; 90,000,000 and 40,000,000 authorized; 1,000,000 issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	1,000	1,000
Additional paid in capital	-	-
Accumulated deficit during development stage	(97)	(97)

Total Stockholders' Equity	903	903

Total Liabilities and Stockholders' Equity	$9,903	$9,903

See the accompanying footnotes to audited financial statements

MONDO ACQUISITION VI, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF LOSSES
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND AUGUST 15, 2008 (DATE OF INCEPTION) TO DECEMBER 31, 2010

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Period From August 15, 2008 (Date of Inception ) to December 31, 2010

Operating Expenses:
Selling, general and administrative	$-	$-	$97
Net loss	$-	$-	$(97)

Net loss per common share (basic and fully diluted)	$(0.000)	$(0.000)	$(0.000)

Weighted average of common shares outstanding (basic and fully diluted)	1,000,000	1,000,000	1,000,000

See the accompanying footnotes to audited financial statements

MONDO ACQUISITION VI, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER'S EQUITY
FROM AUGUST 15, 2008 (DATE OF INCEPTION) TO DECEMBER 31, 2010

	Preferred stock		Common stock			Accumulated
	Shares	Amount	Shares	Amount	Paid-In- Capital	Deficit during Development Stage	Total

Balance-August 15, 2008	-	$-	-	$-	$-	$-	$-
Common stock issued to founders	-	-	1,000,000	1,000	-	-	1,000
Net loss	-	-	-	-	-	(97)	(97)
Balance-December 31, 2008	-	$-	1,000,000	$1,000	$-	$(97)	$903
Net loss	-	-	-	-	-	-	-
Balance-December 31, 2009	-	$-	1,000,000	$1,000	$-	$(97)	$903
Net loss	-	-	-	-	-	-	-
Balance-December 31, 2010	-	$-	1,000,000	$1,000	$-	$(97)	$903

See the accompanying footnotes to audited financial statements

MONDO ACQUISITION VI, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2010 AND 2009
AND FROM AUGUST 15, 2008 (DATE OF INCEPTION) TO DECEMBER 31, 2010

	For the Year Ended December 31, 2010	For Year Ended December 31, 2009	For the Period From August 15, 2008 (Date of Inception ) to December 31, 2010
Cash Flow from Operating Activities:
Net loss	-	$-)	$(97)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	-	-	-

Net Cash Provided By Operating Activities	-	-	(97)

Cash Flow from Investing Activities:	-	-	-

Cash Flow Financing Activities:
Proceeds from issuance of common stock to founders	-	-	1,000
Proceeds from related party loan payable		-	9,000
Net Cash Provided By Financing Activities:	-	-	10,000

Net Increase in Cash and Cash Equivalents	-	-	9,903
Cash and Cash Equivalents at beginning of period	9,903	9,903	-
Cash and Cash Equivalents at end of period	9,903	$9,903	$9,903

See the accompanying footnotes to audited financial statements

 MONDO ACQUISITION VI, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

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
DECEMBER 31, 2010

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

In June 2006, the FASB issued FASB ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10-25 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of ASC 740-10-25, as required. As a result of implementing ASC 740-10-25, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740-10-25 did not have a material effect on the Company’s consolidated financial statements for the years ended December 31, 2010 and 2009.

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
DECEMBER 31, 2010

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

The Company had 1,000,000 shares of common stock issued and outstanding at December 31, 2010. As of December 31, 2010 the Company had no Preferred Stock issued and outstanding.

 MONDO ACQUISITION VI, INC.
(DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15.  With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010, based on those criteria.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permanently exempt smaller reporting companies.

Changes in Internal Controls.

During the three months ended December 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Our directors, executive officers, significant employees, as well as their ages and the positions they held, as of December 31, 2010, are set forth below.  Our directors hold office until our next annual meeting of stockholders and until their successors in office are elected and qualified.  All of our officers serve at the discretion of our Board of Directors.  There are no family relationships among our executive officers and directors.

NAME	AGE	POSITION

Thomas A. Rose	51	President and Director
Marc J. Ross	48	Secretary and Director
Darrin M. Ocasio	40	Director

Thomas A. Rose, President and Director
Mr. Rose has served as President and Director of the Company since its inception.  Since February 2000, Mr. Rose has been a member of Sichenzia Ross Friedman Ference LLP, a New York city based law firm that provides representation in all matters involving the securities industry, as well as in all general corporate and litigation matters.  From 1991 until 1999, Mr. Rose was a partner of Schneck, Weltman & Hashmall LLP.  Mr. Rose received his Juris Doctor Degree from the Benjamin N. Cardozo School of Law in 1986 and a B.S. in Finance from New York University in 1983. Mr. Rose’s experience at Sichenzia Ross Friedman Ference LLP led to the conclusion he should serve on the board of directors given the Company’s business and structure.

Marc J. Ross, Secretary and Director
Mr. Ross has served as Secretary and Director of the Company since its inception.  Since May 1998, Mr. Ross has been a founding member of Sichenzia Ross Friedman Ference LLP, a New York city based law firm that provides representation in all matters involving the securities industry, as well as in all general corporate and litigation matters.  Mr. Ross received his B.A. in Economics from the State University of New York at Albany in 1984 and his Juris Doctor degree from Hofstra University School of Law in 1987. Mr. Ross’s experience at Sichenzia Ross Friedman Ference LLP led to the conclusion he should serve on the board of directors given the Company’s business and structure.

Darrin M. Ocasio, Director
Mr. Ocasio has served as Director of the Company since its inception.  Since 2000, Mr. Ocasio has been an attorney at Sichenzia Ross Friedman Ference LLP, a New York city based law firm that provides representation in all matters involving the securities industry, as well as in all general corporate and litigation matters.  Mr. Ocasio has been a member of Sichenzia Ross Friedman Ference LLP since 2005.  Mr. Ocasio received his Juris Doctor Degree from New York Law School in 2000. Mr. Ocasio’s experience at Sichenzia Ross Friedman Ference LLP led to the conclusion he should serve on the board of directors given the Company’s business and structure.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. During the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of April 11, 2011, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

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

Item 14.    Principal Accounting Fees and Services.

Audit Fees

For the years ended December 31, 2010 and 2009, we were billed approximately $500 and $500, respectively, for professional services rendered for the audit and reviews of our financial statements.

Other Audit Related Fees

For the years ended December 31, 2010 and 2009, we were not billed for professional services rendered to other audit related fees.

Tax Fees

For the years ended December 31, 2010 and 2009, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the years ended December 31, 2010 and 2009

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2010 were pre-approved by the entire Board of Directors.

Item 15.    Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report or incorporated herein by reference:

(1)	Our Financial Statements are listed on page F-1 of this Annual Report.

(2)	Financial Statement Schedules:

None

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Title of Document

3.1	Certificate of Incorporation (filed as an exhibit to our Form 10-K for the year ended December 31, 2008, filed with the SEC on May 5, 2010, and incorporated herein by reference)

3.2	Certificate of Amendment to Certificate of Incorporation (filed as exhibit to 10-Q for the quarter ended June 30, 2010 filed with the SEC on August 16, 2010 and incorporated herein by reference)

3.3	Bylaws (filed as an exhibit to our Form 10-K for the year ended December 31, 2008, filed with the SEC on May 5, 2010, and incorporated herein by reference)

10.1	Promissory Note (filed as an exhibit to our Form 10-K for the year ended December 31, 2008, filed with the SEC on May 5, 2010, and incorporated herein by reference)

31	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONDO ACQUISITION VI, INC.

Date: April 15, 2011	By:	/s/ Thomas A. Rose
Thomas A. Rose
President and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Thomas A. Rose Thomas A. Rose	President and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)	April 15, 2010

/s/ Marc J. Ross Marc J. Ross	Director	April 15, 2011

/s/ Darrin M. Ocasio Darrin M. Ocasio	Director	April 15, 2011